Form 10-K
period 1996-12-31
WORLD OMNI DEALER FUNDING INC
filed 1997-03-28
CIK 929543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

( X )   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1996.

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from      ______________to___________________________

Commission file number 1-11821
------------------------------


                         WORLD OMNI DEALER FUNDING, INC.
             (Exact name of registrant as specified in its charter)


            FLORIDA                                      65-0296366
            -------                                      ----------
  (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                      Identification No.)


                  120 NW 12TH Avenue, Deerfield Beach, FL 33442
                ---------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  (954)429-2200
                                  -------------
                         (Registrant's telephone number,
                              including area code)

      Securities  registered  pursuant to Section 12(g) of the Act:

   Series 1994-1, Floating Rate Dealer Loan Backed Certificates, Class A Series 1994-1, Floating Rate Dealer Loan Backed Certificates, Class B Series 1996-2, Floating Rate Dealer Loan Backed Certificates, Class A Series 1996-2, Floating Rate Dealer Loan Backed Certificates, Class B
                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of December 31, 1996, the aggregate market value of the Class A Certificates and Class B Certificates of Series 1994-1 were approximately $333,000,000. As of December 31, 1996, the aggregate market value of the Class A Certificates and the Class B Certificates of Series 1996-2 were approximately $175,000,000.


                       Documents incorporated by reference

                                      None.

                        WORLD OMNI DEALER FUNDING, INC.*

                                     PART I

ITEM 2.  PROPERTIES

         The Series 1994-1, Floating Rate Dealer Loan Backed Certificates, Class A and Class B and the Series 1996-2, Floating Rate Dealer Loan Backed Certificates, Class A and Class B (individually and/or jointly, the "Certificates") evidence undivided interests in certain assets of World Omni Wholesale Master Trust created pursuant to a Pooling and Servicing
Agreement, as amended, among World Omni Dealer Funding, Inc., "Transferor", World Omni Financial Corp. ("WOFCO"), as Servicer and Fleet National Bank of Connecticut, as Trustee.

         The Trust assets primarily include wholesale receivables generated by WOFCO under revolving finance agreements with dealers to finance their automobile, light duty truck and certain other motor vehicle inventory and collections on the Receivables.

         Certain assets of the Trust are allocated to the Certificates, including the right to receive a varying percentage of each month's collections with respect to the Receivables. Other assets have been allocated to other series of trust certificates.

         The right of the Class B Certificateholders of each Series to receive interest payments on the Class B Certificates each month is subordinated to the prior right of each Series to receive monthly payments of interest with respect to the Class A Certificates, and the right of each Series to receive principal payments on the Class B Certificates at maturity is subordinated to the prior right of each Series to receive all payments of the principal on the Class A Certificates.

         The Transferor owns the remaining interest in the Trust not represented by the Certificates or the certificates of any other series or any purchased interest issued by the Trust. The Transferor's interest is subordinated to the rights of the Certificateholders to the limited extent of the available subordinated amount.

         Trust assets supporting the Certificates and other interests in the Trust at December 31, 1996 were as follows (000's):

                                  Total                     Invested
Regular Pool of Receivables       $512,012                  $474,943
Excess Funding Series 1994-1        23,375                    23,374
Excess Funding Series 1996-2         9,682                     9,682
                                  ________                  ________
                                  $545,069                  $508,000

         Defaulted receivables as of December 31, 1996 are not material.

         *The registrant is filing this Annual Report on Form 10-K pursuant to a letter sent to the Securities and Exchange Commission on November 8, 1994.

ITEM 3.  LEGAL PROCEEDINGS

         As of December 31, 1996, there were no material legal proceedings in respect to the Trust or the registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No vote or consent of the Certificateholders has been solicited.

                                     Part II
                                     -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Depository Trust Company is registered holder of all Class A and Class B Certificates of the 1994-1 Series and 1996-2 Series.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III
                                    --------
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT**

         Beneficial owners of more than 5% of the Series 1994-1 Class A and Class B certificates at December 31, 1996:

                                                                   Amount of           Percent
Title of Class                    Name                             Certificates Held   of Class

1994-1 Class A                    Chase Manhattan Bank              25,015,000           7.89%
                                  Two Chase Manhattan Plaza
                                  5th Floor
                                  New York, NY  10081

1994-1 Class A                    Citicorp Services, Inc.           50,000,000          15.77%
                                  P.O. Box 30576
                                  Tampa, FL  33630-3576

1994-1 Class A                    First National Bank of Chicago   167,300,000          52.78%
                                  One First National Plaza
                                  Suite 0417
                                  Chicago, IL  60670

1994-1 Class A                    French American Banking Corp.     20,000,000           6.31%
                                  200 Liberty, 20th Floor
                                  New York, NY  10281

1994-1 Class A                    Republic National Bank of         21,750,000           6.86%
                                   New York
                                  Investment Account
                                  One Hanson Place, Lower Level
                                  Brooklyn, NY  11243

1994-1 Class B                    Chase Manhattan Bank              11,000,000           68.75%
                                  Two Chase Manhattan Plaza
                                  5th Floor
                                  New York, NY  10081

1994-1 Class B                    SSB-Custodian                      5,000,000           31.25%
                                  Global Proxy Unit, A5NW
                                  P.O. Box 1631
                                  Boston, MA  02105-1631

**Source: The Depository Trust Company.
   Beneficial owners of more than 5% of the Series 1996-2 Class A and Class B certificates at December 31, 1996:

                                                                   Amount of           Percent
Title of Class                    Name                             Certificates Held   of Class

1996-2 Class A                    Chase Manhattan Bank              52,500,000          31.34%
                                  Two Chase Manhattan Plaza
                                  5th Floor
                                  New York, NY  10081

1996-2 Class A                    Citicorp Services, Inc.           20,000,000          11.94%
                                  P.O. Box 30576
                                  Tampa, FL  33630-3576

1996-2 Class A                    Goldman Sachs & Co.               15,000,000           8.96%
                                  c/o ADP Proxy Services
                                  51 Mercedes Way
                                  Edgewood, NY  11717

1996-2 Class A                    Morgan Warranty Trust Co.         15,000,000           8.96%
                                   of New York
                                  522 Fifth Avenue, 17th Floor
                                  New York, NY  10036

1996-2 Class A                    Swiss American Securities, Inc.    15,000,000          8.96%
                                  100 Wall Street
                                  New York, NY  10005

1996-2 Class A                    Swiss Bank Corporation, NY Branch  40,000,000         23.88%
                                  222 Broadway
                                  New York, NY  10038

1996-2 Class B                    Bear Stern                          7,500,000        100%
                                  c/o ADP Proxy Services
                                  51 Mercedes Way
                                  Edgewood, NY  11717

* *Source: The Depository Trust Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There were no transactions of the type described in S-K item 404(a)(3) between the Trust and any 5% beneficial owner of the Class A or Class B Certificates of Series 1994-1 or Series 1996-1.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

         (1)      Annual Officer's Certificate
         (2)      Annual Accountants' Report*
         (3)      Summary of Monthly Reports

--------------------
* The Accountants' Report relates to compliance with the requirements of the Servicing Agreement. It is not being filed because the distribution of such Report is restricted to the parties to the Servicing Agreement. Per Statement on Auditing Standards AU 623.20 the restriction arises because the matters on which the accountant is reporting are set forth in a document that is not available to other persons. A copy of the Report will be provided to the Securities and Exchange Commission upon request, at which time the Registrant will request confidential treatment of the Report. The limited distribution of this type of Report was discussed at a SEC Regulations Committee meeting on March 7, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         WORLD OMNI DEALER FUNDING, INC.
                         -------------------------------
                                  (Registrant)


                        By: Alan Browdy
                            -----------------------------
                            Alan Browdy
                            Vice President


                        Date: March ___, 1997

                                  EXHIBIT INDEX


                  Exhibit                                      Page No.

(1)      Annual Officer's Certificate

(2)      Annual Accountants' Report (not being filed)

(3)      Summary of Monthly Reports