Form 10-K
period 1997-12-31
WORLD OMNI DEALER FUNDING INC
filed 1998-03-31
CIK 929543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

( X )   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1997.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

There is no voting or non-voting common equity held by non-affiliates of the Registrant.

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

         Trust assets supporting the Certificates and other interests in the Trust at December 31, 1997 were as follows (000's):

                                  Total                     Invested
Regular Pool of Receivables       $607,375                  $508,000
Excess Funding Series 1994-1             0                         0
Excess Funding Series 1996-2             0                         0
                                  ________                  ________
                                  $607,375                  $508,000

         Defaulted receivables as of December 31, 1997 are not material.

         *The registrant is filing this Annual Report on Form 10-K pursuant to a letter sent to the Securities and Exchange Commission on November 8, 1994.

ITEM 3.  LEGAL PROCEEDINGS

         As of December 31, 1997, there were no material legal proceedings in respect to the Trust or the registrant.

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

         The Depository Trust Company is registered holder of all Class A and Class B Certificates of the 1994-1 Series and 1996-2 Series.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III
                                    --------
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT**

         Beneficial owners of more than 5% of the Series 1994-1 Class A and Class B certificates at December 31, 1997:

                                                                   Amount of           Percent
Title of Class                    Name                             Certificates Held   of Class

1994-1 Class A                    Chase Manhattan Bank              40,015,000          12.62%
                                  4 New York Plaza  13th Floor
                                  New York, NY  10081

1994-1 Class A                    Citibank, N.A.                    50,000,000          15.77%
                                  P.O. Box 30576
                                  Tampa, FL  33630-3576

1994-1 Class A                    Deutsche Bank A.G.                20,000,000           6.31%
                                    New York Branch
                                  One First National Plaza
                                  Suite 0417
                                  Chicago, IL  60670

1994-1 Class A                    SSB CUSTODIAN                    166,475,000          52.20%
                                  Global Corp. Actioin Dept.
                                  New York, NY  10281

1994-1 Class A                    Republic National Bank of         21,750,000           6.86%
                                   New York
                                  Investment Account
                                  One Hanson Place, Lower Level
                                  Brooklyn, NY  11243

1994-1 Class B                    Chase Manhattan Bank              11,000,000          68.75%
                                  4 New York Plaza, 13th Floor
                                  New York, NY  10081

1994-1 Class B                    SSB-Custodian                      5,000,000          31.25%
                                  Global Corp. Action Dept. JAB5W
                                  P.O. Box 1631
                                  Boston, MA  02105-1631


**Source: The Depository Trust Company.
   Beneficial owners of more than 5% of the Series 1996-2 Class A and Class B certificates at December 31, 1997:

                                                                   Amount of           Percent
Title of Class                    Name                             Certificates Held   of Class

1996-2 Class A                    Chase Manhattan Bank              82,400,000          49.19%
                                  4 New York Plaza 13th Floor
                                  New York, NY  10081

1996-2 Class A                    Bank of New York (The)            25,000,000          14.93%
                                  P.O. Box 30576
                                  Tampa, FL  33630-3576

1996-2 Class A                    Bankers Trust Company             19,050,000          11.37%
                                  c/o ADP Proxy Services
                                  51 Mercedes Way
                                  Edgewood, NY  11717

1996-2 Class A                    CITBANK, N.A.                     20,000,000          11.94%
                                   of New York
                                  522 Fifth Avenue, 17th Floor
                                  New York, NY  10036

1996-2 Class A                    Swiss American Securities, Inc.   15,000,000           8.96%
                                  100 Wall Street
                                  New York, NY  10005

1996-2 Class B                    Chase Security, Inc.              40,000,000           9.33%
                                  22 Water Street, Room 434
                                  New York, NY  10038

1996-2 Class B                    Credit Suisse First Boston         6,500,000          86.67%
                                    Corporation
                                  51 Mercedes Way
                                  Edgewood, NY  11717

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


                        Date: March 31, 1998

                                  EXHIBIT INDEX


                  Exhibit                                      Page No.

(1)      Annual Officer's Certificate

(2)      Annual Accountants' Report (not being filed)

(3)      Summary of Monthly Reports