Form 10-K
period 1998-12-31
WORLD OMNI DEALER FUNDING INC
filed 1999-03-31
CIK 929543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

( X )   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1998.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of December 31, 1998, the aggregate market value of the Class A Certificates and Class B Certificates of Series 1994-1 were approximately $333,000,000. As of December 31, 1998, the aggregate market value of the Class A Certificates and the Class B Certificates of Series 1996-2 were approximately $175,000,000.


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

         Trust assets supporting the Certificates and other interests in the Trust at December 31, 1998 were as follows (000's):

                                  Total                     Invested
Regular Pool of Receivables       $522,678                  $481,044
Excess Funding Series 1994-1        19,423                    19,423
Excess Funding Series 1996-2         7,533                     7,533
                                  ________                  ________
                                  $549,634                  $508,000

         Defaulted receivables as of December 31, 1998 are not material.

         *The registrant is filing this Annual Report on Form 10-K pursuant to a letter sent to the Securities and Exchange Commission on November 8, 1994.

ITEM 3.  LEGAL PROCEEDINGS

         As of December 31, 1998, there were no material legal proceedings in respect to the Trust or the registrant.

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

         The Depository Trust Company is registered holder of all Class A and Class B Certificates of the 1994-1 Series and 1996-2 Series.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III
                                    --------
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT**

         Beneficial owners of more than 5% of the Series 1994-1 Class A and Class B certificates at December 31, 1998:

                                                                   Amount of           Percent
Title of Class                    Name                             Certificates Held   of Class

1994-1 Class A                    Republic National Bank of         21,750,000            6.86%
                                    New York
                                  Ivestment Account
                                  One Hanson Place, Lower Level
                                  Brooklyn, NY  11243

1994-1 Class A                    Chase Manhattan Bank              40,015,000           12.62%
                                  4 New York Plaza
                                  13th Floor
                                  New York, NY  100041

1994-1 Class A                    Citibank, N.A.                    50,000,000           15.77%
                                  P.O. Box 30576
                                  Tampa, FL  33630-3576

1994-1 Class A                    State Street Bank and Trust      169,475,000           53.46%
                                    Company
                                  Global Corporate Action Dept.
                                  JAB5W
                                  P.P. Box 1631
                                  Boston, MA  02105-1631

1994-1 Class B                    State Street Bank and Trust        5,000,000           31.25%
                                    Company
                                  Global Corporate Action Dept.
                                  JAB5W
                                  P.P. Box 1631
                                  Boston, MA  02105-1631

1994-1 Class B                    Chase Manhattan Bank              11,000,000           68.75%
                                  4 New York Plaza
                                  13th Floor
                                  New York, NY  10004

**Source: The Depository Trust Company.
   Beneficial owners of more than 5% of the Series 1996-2 Class A and Class B certificates at December 31, 1998:

                                                                   Amount of           Percent
Title of Class                    Name                             Certificates Held   of Class

1996-2 Class A                    Swiss American Securities Inc.    15,000,000            8.96%
                                  100 Wall Street
                                  New York, NY  10005

1996-2 Class A                    Bankers Trust Company             15,700,000            9.73%
                                  c/o BT Services Tennessee, Inc.
                                  648 Grassmere Park Drive
                                  Nashville, TN  37211

1996-2 Class A                    The Bank of New York              35,000,000           20.90%
                                  925 Patterson Plank Road
                                  Secaucus, NJ  07094

1996-2 Class A                    Chase Manhattan Bank              92,725,000           55.52%
                                  4 New York Plaza
                                  13th Floor
                                  New York, NY  10004

1996-2 Class B                    Boston Safe Deposit and Trust      7,200,000           96.0%
                                    Company
                                  c/o Mellon Bank N.A.
                                  Three Mellon Bank Center
                                  Room 153-3015
                                  Pittsburgh, PA  15259

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


                        Date: March 31, 1999

                                  EXHIBIT INDEX


                  Exhibit                                      Page No.

(1)      Annual Officer's Certificate

(2)      Annual Accountants' Report (not being filed)

(3)      Summary of Monthly Reports